Form 10-Q
period 2008-06-30
Shade Down Under Inc
filed 2008-12-17
CIK 1436729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-151979

Shade Down Under, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	59-3842098
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 South Val Vista Drive, Suite 106-100
Gilbert, Arizona 85296
(Address of principal executive offices)

(480)-663-3166
(Issuer's telephone number)

428 S. Gilbert Road, Suite 109, Gilbert, Arizona 85251
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accredited filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes [X] No

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS  9

ITEM 5. CONTROLS AND PROCEDURES

13

PART II — OTHER INFORMATION

14

ITEM 1. LEGAL PROCEEDINGS

14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

14

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

ITEM 5. OTHER INFORMATION

14

None

14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

14

SIGNATURES

16

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Shade Down Under, Inc.

(A Developmental Stage Company)

Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$-	$24,250

Total Current Assets	-	24,250

TOTAL ASSETS	$-	$24,250

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$525	$-
Bank overdraft	105	-

Total Current Liabilities	630	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock: $0.001 par value;
980,000,000 shares authorized,
9,395,000 shares issued and outstanding	9,395	9,395
Additional paid-in capital	41,855	41,855
Deficit accumulated during the exploration stage	(51,880)	(27,000)

Total Stockholders' Equity (Deficit)	(630)	24,250

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$24,250

The Accompanying notes are an integral part of these financial statements

Shade Down Under, Inc.

 (A Developmental Stage Company)

Statement of Operations

(Unaudited)

		From Inception		From Inception
	For the Three	on May 29,	For the Six	on May 29,
	Months Ended	2007 Through	Months Ended	2007 Through
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2008

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

General and administrative	20,215	9,000	24,880	51,880

Total Operating Expenses	20,215	9,000	24,880	51,880

LOSS FROM OPERATIONS	(20,215)	(9,000)	(24,880)	(51,880)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(20,215)	$(9,000)	$(24,880)	$(51,880)

BASIC LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	9,395,000	9,000,000	9,395,000

The Accompanying notes are an integral part of these financial statements

Shade Down Under, Inc.

 (A Developmental Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, May 29, 2007	-	$-	$-	$-	$-

Shares issued for services
at $0.001 per share	9,000,000	9,000	-	-	9,000

Contributed capital	-	-	2,750	-	2,750

Shares issued for cash
at $0.010 per share	395,000	395	39,105	-	39,500

Net loss from inception
through December 31, 2007	-	-	-	(27,000)	(27,000)

Balance, December 31, 2007	9,395,000	9,395	41,855	(27,000)	24,250

Net loss for the six months
ended June 30, 2008	-	-	-	(24,880)	(24,880)

Balance, June 30, 2008	9,395,000	$9,395	$41,855	$(51,880)	$(630)

The Accompanying notes are an integral part of these financial statements

Shade Down Under, Inc.

 (A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

		From Inception	From Inception
	For the Six	on May 29,	on May 29,
	Months Ended	2007 Through	2007 Through
	June 30,	June 30,	June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(24,880)	$(9,000)	$(51,880)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	9,000	9,000
Contributed capital	-	-	2,750
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	525	-	525
Net Cash Used by
Operating Activities	(24,355)	-	(39,605)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Bank overdraft	105	-	105
Proceeds from common stock issued	-	-	39,500

Net Cash Used by
Financing Activities	105	-	39,605

NET DECREASE IN CASH	(24,250)	-	-
CASH AT BEGINNING OF PERIOD	4,250	-	-
CASH AT END OF PERIOD	$-	$-	$-
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The Accompanying notes are an integral part of these financial statements

Shade Down Under, Inc.

Notes to Condensed Financial Statements

June 30, 2008 and December 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.

Management’s Discussion

Shade Down Under, Inc. (“SDU” or the “Company”) was incorporated in the State of Nevada on May 29, 2007.

SDU is a pre-manufactured shade sail company, specializing in the retail sales of Coolaroo shade sails that not only provide coverage from the elements, but also presents architectural and aesthetic shade solutions.

While much of 2007 and 2008 have been spent in structuring for capital growth, we expect 2009 to be the year in which our operational plans commence full implementation. The current focus of Shade Down Under, Inc. is to develop an internet based marketing program primarily for homeowners who will purchase shade products, and to provide installation information and direction to ensure successful shade projects. The principal of SDU has been successful in previous projects for other firms involving the development and utilization of a web based marketing system for commercial shade projects.  With the assistance of web optimization specialists, these projects were ranked high on Google, which provided potential customer interest on a national basis, in addition to local clients who were directed to the site. While minimal funds have been generated to date, primarily from our offering, we believe they provide a sufficient base on which to build, particularly since our initial efforts are directed towards a web based marketing program.

In addition to our current plan for selling consumer shade products via the internet, SDU expects to begin a revenue producing consultation for the shade industry which can provide  a “target of opportunity” which can assist in funding our current website project.  As an example, we recently traveled to Buffalo, New York, at the request of the CEO of Birdair, Inc., one of the largest manufacturers of industrial cloth products, including materials used in the shade industry. One of the Birdair projects we have been asked to assist with is developing a marketing plan for large shade “umbrellas” which can be permanently or variably installed in the ground or a building surface.  Where weather permits, these can be popular consumer items due to both utility and attractiveness. In addition to providing revenue as a consulting endeavor, this project can result in a product line addition for SDU.  We have also been asked to assist with the design of some new shade consumer products which Birdair would manufacture and which we could market. We recently submitted a budget for this project which would result in mockups of the new products.  Our budget for specific materials and outsourced services was projected at $30,000 and a consultation fee of $84,000.

We recently rented an office in Gilbert, Arizona and have acquired office equipment and supplies in order to commence operations. We have generated interest from companies such as Birdair, and believe 2009 will see the establishment of our initial business base. We are relying on knowledge and industry experience to help us in making minimal funding go a long way.

In addition to personal contacts, we intend to develop an extensive web site featuring our products and services. As sales increase and discretionary funds become available, we will research our best option for expanding our products and services to a broader market.

We currently have one officer and director who is Nathaniel Allen (President, Secretary, Treasurer, and Director).  This individual allocates time and personal resources to SDU on a part-time basis.  As of the date of this prospectus, SDU has 9,395,000 shares of $0.001 par value common stock issued and outstanding.

Our mailing address of our principal executive offices is located at 1530 South Val Vista, Suite 106-100, Gilbert, Arizona 85296. Our corporate telephone number is (480) 663-3160 and our fax number is (480) 663-3237.

Shade Down Under, Inc.’s fiscal year end is December 31.

We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base.  At the present time, each potential customer generally obtains his or her sporting and shooting supplies from several different sources. SDU plans to either stock the actual items most generally needed or whose use is reasonably anticipated, or to enter into strategic alliances with manufacturers or large distributors who will maintain such items.

In the initial approximately twenty-five months operating period from May 29, 2007(inception) to June 30, 2008, the Company generated no revenues while incurring $51,880 in general and administrative expenses. This resulted in a cumulative net loss of $51,880 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the six months ended June 30, 2008, the Company generated no revenues while incurring $24,880 in general and administrative expenses. This resulted in a net loss for six months ended June 30, 2008 of $24,880. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

During the three months ended June 30, 2008, the Company generated no revenues while incurring $20,215 in general and administrative expenses. This resulted in a net loss for the second quarter ended June 30, 2008 of $20,215. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2008, the Company had no working capital.  The Company’s had no current assets as of June 30, 2008. All expenses associated with the operation of the Company will be paid currently paid for through loans to the Company from its sole officer and director, Nathaniel Allen, until we generate positive cash flow from current operations. We anticipate being cash flow positive during calendar year 2009.

SDU has limited capital resources from which to operate.  Without the realization of either significant cash flow from ongoing revenue or additional capital investment, the Company may not be able to continue without short term loans from its current officer and director.  The Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B.

Plan of Operation

Shade Down Under, Inc. is a pre-manufactured shade sail company, specializing in the retail sales of Coolaroo shade sails that not only provide coverage from the elements, but also presents architectural and aesthetic shade solutions.

While much of 2007 and 2008 have been spent in structuring for capital growth, we expect 2009 to be the year in which our operational plans begin to be implemented. The current focus of Shade Down Under (“SDU”) is to develop an internet based marketing program primarily for homeowners who will purchase shade products, and to provide installation information and direction to ensure successful shade projects. The principal of SDU has been successful in previous projects for other firms involving the development and utilization of a web based marketing system for commercial shade projects. With the assistance of web optimization specialists, these projects were ranked high on Google, which provided potential customer interest on a national basis, in addition to local clients who were directed to the site. While minimal funds have been generated to date, primarily from our offering, we believe they provide a sufficient base on which to build, particularly since our initial efforts are directed towards a web based marketing program.

In addition to our current plan for selling consumer shade products via the internet, SDU expects to begin a revenue producing consultation for the shade industry which can provide  a “target of opportunity” which can assist in funding our current website project.

We recently rented an office in Gilbert, Arizona and have acquired office equipment and supplies in order to commence operations. We have generated interest from companies such as Birdair, and believe 2009 will see the establishment of our initial business base. We are relying on knowledge and industry experience to help us in making minimal funding go a long way.

Shade Down Under, Inc. was incorporated on May 29, 2007.  As of June 30, 2008, SDU has generated no significant revenues while incurring substantial expenses as reflected in the attached financials.  This resulted in a net loss since inception, which is attributable to general and administrative expenses.

Since incorporation, Shade Down Under, Inc. has financed its operations through minimal initial capitalization and nominal business activity.

All expenses associated with the operation of the Company will be paid currently paid for through loans to the Company from its sole officer and director, Nathaniel Allen, until we generate positive cash flow from current operations. We anticipate being cash flow positive during calendar year 2009.

To date, Shade Down Under, Inc. has not implemented its fully planned principal operations or strategic business plan. Presently, SDU is attempting to secure sufficient monetary assets to increase operations.  SDU cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

The realization of sales revenues in the next 12 months is important in the execution of the plan of operations.  However, SDU cannot guarantee that it will generate such growth.  If SDU does not produce sufficient cash flow to support SDU operations over the next 12 months, SDU may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  SDU cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

SDU management does not expect to incur research and development costs.

SDU currently does not own any significant plant or equipment that it would seek to sell in the near future.

SDU management does not anticipate the need to hire employees over the next 12 months; with the possible exception of administrative support should business develop of a sufficient nature to necessitate such expenditure.  Currently, SDU believes the services provided by its officers and directors appear sufficient at this time.  SDU believes that its operations are currently on a small scale that is controllable by the present management.

SDU has not paid for expenses on behalf of any director.  Additionally, SDU believes that this policy shall not materially change.

SDU has no plans to seek a business combination with another entity in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is invoiced and received in United States dollars.  We currently have no customers outside the U.S. and therefore have no exposure to foreign currency exchange risk.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of its invested principal by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in short-term investment grade securities.

ITEM 4. CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, have been detected.

ITEM 5. CONTROLS AND PROCEDURES

Based on their most recent review, which was completed within ninety days of the filing of this report, SDU’s Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by SDU in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to SDU’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in SDU’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

(a)

Articles of Incorporation of Shade Down Under, Inc. filed on May 29, 2007, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 27, 2008.

(b)

Bylaws of Shade Down Under, Inc. adopted on May 29, 2007, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 27, 2008.

(c)

Certificate of Articles of Incorporation of Shade Down Under, Inc., incorporated by reference from the Form SB-2, as amended, filed with the SEC on June 27, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(b) Reports on Form 8-K

During the period ended June 30, 2008, SHADE DOWN UNDER, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shade Down Under, Inc.
(Registrant)

Signature	Title	Date

/s/ Nathaniel Allen	President & CEO, Director	December 11, 2008
Nathaniel Allen

/s/ Nathaniel Allen	Secretary, Treasurer, Director	December 11, 2008
Nathaniel Allen

/s/ Nathaniel Allen	Principal Financial Officer	December 11, 2008
Nathaniel Allen

/s/ Nathaniel Allen	Principal Accounting Officer	December 11, 2008
Nathaniel Allen