Form 10-Q
period 2008-09-30
Shade Down Under Inc
filed 2008-12-17
CIK 1436729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

5

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

7

ITEM 1.  FINANCIAL STATEMENTS

7

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS  14

ITEM 5. CONTROLS AND PROCEDURES

18

PART II — OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  19

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5. OTHER INFORMATION

19

None

19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

21

5

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

5

Shade Down Under, Inc.

(A Developmental Stage Company)

Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$14	$24,250

Total Current Assets	14	24,250

TOTAL ASSETS	$14	$24,250

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,513	$-
Related party payable	157	-

Total Current Liabilities	2,670	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock: $0.001 par value;
980,000,000 shares authorized,
9,395,000 shares issued and outstanding	9,395	9,395
Additional paid-in capital	41,855	41,855
Deficit accumulated during the exploration stage	(53,906)	(27,000)

Total Stockholders' Equity (Deficit)	(2,656)	24,250

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$14	$24,250

The Accompanying notes are an integral part of these financial statements

5

Shade Down Under, Inc.

 (A Developmental Stage Company)

Statement of Operations

(Unaudited)

				From Inception	From Inception
			For the Nine	on May 29,	on May 29,
	For the Three Months Ended		Months Ended	2007 Through	2007 Through
	September 30,		September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	2,026	2,750	26,906	11,750	53,906

Total Operating Expenses	2,026	2,750	26,906	11,750	53,906

LOSS FROM OPERATIONS	(2,026)	(2,750)	(26,906)	(11,750)	(53,906)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,026)	$(2,750)	$(26,906)	$(11,750)	$(53,906)

BASIC LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	9,395,000	9,000,000	9,395,000	9,000,000

The Accompanying notes are an integral part of these financial statements

5

Shade Down Under, Inc.

 (A Developmental Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, May 29, 2007	-	$-	$-	$-	$-

Shares issued for services
at $0.001 per share	9,000,000	9,000	-	-	9,000

Contributed capital	-	-	2,750	-	2,750

Shares issued for cash
at $0.10 per share	395,000	395	39,105	-	39,500

Net loss from inception
through December 31, 2007	-	-	-	(27,000)	(27,000)

Balance, December 31, 2007	9,395,000	9,395	41,855	(27,000)	24,250

Net loss for the nine months
ended September 30, 2008	-	-	-	(26,906)	(26,906)

Balance, September 30, 2008	9,395,000	$9,395	$41,855	$(53,906)	$(2,656)

The Accompanying notes are an integral part of these financial statements

5

Shade Down Under, Inc.

 (A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

		From Inception	From Inception
	For the Nine	on May 29,	on May 29,
	Months Ended	2007 Through	2007 Through
	September 30,	September 30,	September 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(26,906)	$(11,750)	$(53,906)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	9,000	9,000
Contributed capital	-	2,750	2,750
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	2,513	-	2,513
Net Cash Used by
Operating Activities	(24,393)	-	(39,643)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from related party payable	157	-	157
Proceeds from common stock issued	-	-	39,500
Net Cash Used by
Financing Activities	157	-	39,657

NET DECREASE IN CASH	(24,236)	-	14
CASH AT BEGINNING OF PERIOD	24,250	-	-
CASH AT END OF PERIOD	$14	$-	$14
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The Accompanying notes are an integral part of these financial statements

5

Shade Down Under, Inc.

Notes to Condensed Financial Statements

September 30, 2008 and December 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

5

Shade Down Under, Inc.

Notes to Condensed Financial Statements

September 30, 2008 and December 31, 2007

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In the initial approximately twenty-eight months operating period from May 29, 2007(inception) to September 30, 2008, the Company generated no revenues while incurring $53,906 in general and administrative expenses. This resulted in a cumulative net loss of $53,906 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the nine months ended September 30, 2008, the Company generated no revenues while incurring $26,906 in general and administrative expenses. This resulted in a net loss for nine months ended June 30, 2008 of $26,906. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

During the three months ended September 30, 2008, the Company generated no revenues while incurring $2,026 in general and administrative expenses. This resulted in a net loss for the third quarter ended September 30, 2008 of $2,026. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2008, the Company had limited working capital of $14 in cash.  All expenses associated with the operation of the Company will be paid currently paid for through loans to the Company from its sole officer and director, Nathaniel Allen, until we generate positive cash flow from current operations. We anticipate being cash flow positive during calendar year 2009.

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

Shade Down Under, Inc. was incorporated on May 29, 2007.  As of September 30, 2008, SDU has generated no significant revenues while incurring substantial expenses as reflected in the attached financials.  This resulted in a net loss since inception, which is attributable to general and administrative expenses.

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

(b) Reports on Form 8-K

During the period ended September 30, 2008, SHADE DOWN UNDER, INC. filed the following Current Reports on Form 8-K:

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