Form 10-Q/A
period 2008-06-30
Shade Down Under Inc
filed 2009-01-20
CIK 1436729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment #1

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

(480) 663-3166
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK…………………………………………………………………………………………..12

ITEM 4. CONTROLS AND PROCEDURES……………………………………………….. 12

ITEM 5. CONTROLS AND PROCEDURES

14

PART II — OTHER INFORMATION

15

ITEM 1. LEGAL PROCEEDINGS

15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

15

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5. OTHER INFORMATION

15

None

15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

15

SIGNATURES

17

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Shade Down Under, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$-	$24,250

Total Current Assets	-	24,250

TOTAL ASSETS	$-	$24,250

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$525	$-
Bank overdraft	105	-

Total Current Liabilities	630	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized,
9,395,000 shares issued and outstanding	9,395	9,395
Additional paid-in capital	41,855	41,855
Deficit accumulated during the development stage	(51,880)	(27,000)

Total Stockholders' Equity (Deficit)	(630)	24,250

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$24,250

The Accompanying notes are an integral part of these financial statements

Shade Down Under, Inc.

 (A Development Stage Company)

Statements of Operations

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

 (A Development Stage Company)

Statements of Stockholders’ Equity

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

Shade Down Under, Inc.

 (A Development Stage Company)

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

Our mailing address of our principal executive offices is located at 1530 South Val Vista Drive, Suite 106-100, Gilbert, Arizona 85296. Our corporate telephone number is (480) 663-3166 and our fax number is (480) 663-3237.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of (End of Quarter).

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

ITEM 5. CONTROLS AND PROCEDURES

Based on their most recent review, which was completed within ninety days of the filing of this report, SDU’s Officers have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by SDU in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to SDU’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in SDU’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shade Down Under, Inc.
(Registrant)

Signature	Title	Date

/s/ Nathaniel Allen	President & CEO, Director	January 7, 2009
Nathaniel Allen

/s/ Nathaniel Allen	Secretary, Treasurer, Director	January 7, 2009
Nathaniel Allen

/s/ Nathaniel Allen	Principal Financial Officer	January 7, 2009
Nathaniel Allen

/s/ Nathaniel Allen	Principal Accounting Officer	January 7, 2009
Nathaniel Allen