Form 10-Q/A
period 2008-09-30
Shade Down Under Inc
filed 2009-01-20
CIK 1436729

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK…………………………………………………………………………………………..15

ITEM 4. CONTROLS AND PROCEDURES……………………………………………......15

ITEM 5. CONTROLS AND PROCEDURES

19

PART II — OTHER INFORMATION

20

ITEM 1. LEGAL PROCEEDINGS

20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

ITEM 5. OTHER INFORMATION

20

None

20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

20

SIGNATURES

22

5

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

5

Shade Down Under, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$14	$24,250

Total Current Assets	14	24,250

TOTAL ASSETS	$14	$24,250

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,513	$-
Related party payable	157	-

Total Current Liabilities	2,670	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized,
9,395,000 shares issued and outstanding	9,395	9,395
Additional paid-in capital	41,855	41,855
Deficit accumulated during the development stage	(53,906)	(27,000)

Total Stockholders' Equity (Deficit)	(2,656)	24,250

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$14	$24,250

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

As of September 30, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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