Form 10-K
Tenshon, Inc.
filed 2009-03-31
CIK 1436729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  333-151979
_______________________________

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC.
(Exact name of registrant as specified in its charter)

NEVADA	59-3842098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8490 S. Power Road
 Suite.105-179
Gilbert, AZ 85297

(Address of principal executive offices, including zip code)

(480) 633-3166

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered

Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒

As of March 25, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of March 25, 2009, the Registrant had outstanding 12,025,600 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form S-1 June 27, 2008 and an 8K filed on March 25, 2009 are incorporated by reference within Part I and Part II herein.

INDEX
TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Shade Down Under, "we," "our," and "us" refer to Tenshon, Inc. f.k.a. Shade Down Under, Inc. Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by  with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Tenshon, Inc. f.k.a. Shade Down Under with the SEC may also be obtained from Tenshon, Inc. f.k.a. Shade Down Under, Inc. by directing a request toTenshon, Inc. f.k.a.  Shade Down Under, Attention:  Matthew Dickerson, President and Chief Executive Officer, 8490 S. Power Road, Suite.105-179, Gilbert, AZ 85297. (626) 429-9634

ITEM 1.	BUSINESS.

General

Company History

Tenshon, Inc. f.k.a. Shade Down Under, Inc. (hereinafter referred to as “SDU” or the “Company”) was incorporated in Nevada on May 29, 2007. We are a development stage enterprise and engaged in the business of selling pre-manufactured shade sails company, specializing in the retail sales of shade sails that not only provide coverage from the elements, but also presents architectural and aesthetic shade solutions.

We are a small, start-up company that has not generated any revenues and that lacks a stable customer base.  Since our inception to the present, we have not generated any significant revenues. We believe that the funds received from our recent private placement offering pursuant to Regulation D, Rule 505, will not be sufficient to finance our efforts to become operational and carry us through the next twelve (12) months. The recurring revenues from current operations will not be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred over the next twelve months will not materially exceed our current capital base and cash flows from our operations.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we will need to raise additional capital by issuing additional common stock in exchange for cash in order to continue as a going concern. This potential future issuance of common stock would dilute the holdings of all of the current shareholders.  There are no formal or informal agreements to obtain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms acceptable to the Company.  Without securing additional capital, if needed, it may be unlikely for us to stay in business.

We filed a Form S-1 registration statement, which was deemed effective by the Securities and Exchange Commission on January 21, 2009, in an effort to become a fully reporting company with the Securities and Exchange Commission in order to enhance our ability to raise additional working capital. There is currently no public market for our common stock. We are currently in discussions with market makers in order to arrange for an application to be made with respect to our common stock, to be approved for quotation on the OTCBB®.

Please see RISK FACTORS described herein.

Plan of Operation

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated significant revenues.  No substantial revenues are anticipated until we begin mining activities that produce commercial grade minerals. Accordingly, we must raise capital from sources other than operations in order to continue as a going concern.  Our only source for cash at this time is investments by others in the Company’s common stock.

As of the date of this report management is in the process of reviewing its future business strategy in consideration of the Company’s current financial status, including its ability to raise additional proceeds through the sale of its common stock, the results of the recent preliminary marketing efforts and the estimated costs to conduct additional development of distribution networks.

In addition, management plans to consider pursuing other business opportunities including, but not limited to acquisitions and/or business combinations that may add value to the Company and its shareholders.  As of the date of this report the Company has not agreed to any business acquisition or combination and there can be no guarantee or assurance that such an event will ever take place.

Management believes it has enough cash on hand to maintain its status as a reporting Company for the next three months.

As such the Company must raise proceeds within the next three months in order to continue as a going concern and maintain its status as a reporting company for the next twelve months.  If the Company is unable to secure additional proceeds within this timeframe the business would likely fail and an investment made into the Company by an investor would be lost in it is entirety.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.

Readers will note that Tenshon, Inc. f.k.a. Shade Down Under has raised a total of approximately $49,500 from the sale of its common stock.  As of December 31, 2008, Tenshon, Inc. f.k.a. Shade Down Under had a balance (less outstanding checks) of $505 in cash with liabilities of $15,787 of total payables.   The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $31,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional operating expenses  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising additional capital we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Tenshon, Inc. f.k.a. Shade Down Under has no plans to undertake product research and development during the term covered herein. There are also no plans or expectations to purchase or sell any plant and or significant equipment in fiscal year 2009.

Employees

Other than Mathew Dickerson (officer and director) and Todd Sarager, (Secretary) there are no other employees.  Currently both Mathew and Todd are donating their time to the development of the Company.  Tenshon, Inc. f.k.a. Shade Down Under has no intention to hire employees until the business has been successfully funded.

Employment Agreements

There are no employment agreements.

ITEM 1A.	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects. In particular, please consider these risk factors when reading "forward-looking" statements which appear throughout this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as "expect," "intend," "anticipate" and similar expressions identify forward-looking statements. Each of these forward-looking statements involves risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

Participation is Subject to Risks of Investing in Micro Capitalization Companies

Tenshon, Inc. f.k.a. Shade Down Under believes that certain micro capitalization companies have significant potential for growth, although such companies generally have limited product lines, low market share, and limited financial .  The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies.  Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro capitalization companies.  In particular, micro capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

Our Stock is a Speculative Investment

This Registration Statement is intended to secure DTC eligibility and the transparency associated with registration such that the general public might have access to periodic and current information on our company as required by the Securities and Exchange Commission and the Securities Act of 1933, as amended and the Exchange Act of 1934, as amended, together with the rules and regulations as promulgated thereunder.  It is our hope that this might enhance the liquidity of our shares.  However, there can be no assurance that a meaningful trading market will ever develop.

Our securities are characterized as microcap stock. The term "microcap stock" applies to companies with low or "micro" capitalizations, meaning the total value of the company's stock. Microcap companies typically have limited assets.  Microcap stocks tend to be low priced and trade in very low volumes.

We might ultimately list on the OTCBB®.  The OTCBB is an electronic quotation system that displays real-time quotes, last-sale prices, and volume information for many OTC securities that are not listed on the FINRA Stock Market or a national securities exchange. Brokers who subscribe to the system can use the OTCBB® to look up prices or enter quotes for OTC securities.  Although the FINRA oversees the OTCBB, the OTCBB is not part of the FINRA Stock Market.

Companies that trade their stocks on major exchanges and in the NASD Stock Market must meet minimum listing standards. For example, they must have minimum amounts of net assets and minimum numbers of shareholders. In contrast, companies on the OTCBB or the Pink Sheets do not have to meet any minimum standards.  While all investments involve risk, microcap stocks are among the most risky.  Many microcap companies tend to be new and have no proven track record.  Some of these companies have no assets or operations.

Others have products and services that are still in development or have yet to be tested in the market.  Another risk that pertains to microcap stocks involves the low volumes of trades.  Because microcap stocks trade in low volumes, any size of trade can have a large percentage impact on the price of the stock.

Legislation, including the Sarbanes-Oxley Act of 2002, Will make it Difficult to Attract Officers and Directors

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.  Upon becoming a public company, we will be required to comply with the applicable provisions of the Sarbanes-Oxley Act.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our boards of directors or as executive officers.  We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

There is No Public Market for Our Stock

A market for our common stock may never develop.  We intend to contact an authorized OTCBB® market-maker for sponsorship of our securities on the OTC Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms a part.  However, our shares may never be traded on the bulletin board, or, if traded, a public market may not materialize.  If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose their entire investment.

Going Concern Issues

We have yet to significantly commence our planned operations.  As of the date of this Prospectus, Tenshon, Inc. f.k.a. Shade Down Under has had only limited start-up operations and has generated no significant revenues.  Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part.  If Tenshon, Inc. f.k.a. Shade Down Under 's business fails, the investors in this offering may face a complete loss of their investment.

Nevada Corporate Law – Anti-Takeover Legislation

We are incorporated in the State of Nevada.  Certain provisions of Nevada corporation law could adversely affect the market price of our common stock.  Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us.  Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

Our Common Stock, if it Becomes Publicly Trading, Will be Considered to be a Penny Stock

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the FINRA system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

Competition

The marketplace in which the Company competes is intensely competitive and subject to rapid change.  Tenshon, Inc. f.k.a. Shade Down Under 's competitors include well established oil and gas exploratory enterprises similar to the Company.  Some of these competitors are based globally. The Company anticipates that it will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by the Company.  Many of these competitors have greater name recognition and  than the Company.

Additionally, potential competitors with established market shares and greater financial  may introduce or already market competing petroleum products.  Thus, there can be no assurance that Tenshon, Inc. f.k.a. Shade Down Under will be able to compete successfully in the future or that competition will not have a material adverse affect on Tenshon, Inc. f.k.a. Shade Down Under 's results of operations.

Reliance upon Key Personnel and Necessity of Additional Personnel

Tenshon, Inc. f.k.a. Shade Down Under is largely dependent upon the personal efforts and abilities of existing management. Mathew Dickerson. We do not have an employment contract with Mr. Dickerson. The success of Tenshon, Inc. f.k.a. Shade Down Under will also be largely dependent upon the ability of Tenshon, Inc. f.k.a. Shade Down Under to continue to attract quality management and employees to help operate Tenshon, Inc. f.k.a. Shade Down Under as its operations may grow. Our Chief Executive Officer and directors are presently involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, each may face a conflict in selecting between Tenshon, Inc. f.k.a. Shade Down Under and the other business interests.  Tenshon, Inc. f.k.a. Shade Down Under has not formulated a policy for the resolution of such conflicts.

Control by Existing Management

Currently, Nathaniel Allen and Mathew Dickerson beneficially controls approximately 8,384,400 restricted shares of Common Stock in Tenshon, Inc. f.k.a. Shade Down Under, which is approximately 65.50% of 12,025,600 shares of Common Stock issued and outstanding (see the section entitled "Security Ownership of Certain Beneficial Owners and Control Persons" herein).  As a result, our management as a group could exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by our minority shareholders.

Our Officers and Directors Have Limited Expertise and No Experience in Managing a Public Company

Our operations depend on the efforts of Nathaniel Allen, our sole officer and director.  Mr. Allen does not have any experience related to public company management or as a principal accounting or principal financial officer.  After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

Tenshon, Inc. f.k.a. Shade Down Under Does Not Plan to Pay Dividends in the Foreseeable Future, and, as a Result, Stockholders Will Need to Sell Shares to Realize a Return on Their Investment

Tenshon, Inc. f.k.a. Shade Down Under has not declared or paid any cash dividends on its common stock since inception. Tenshon, Inc. f.k.a. Shade Down Under intends to retain any future earnings to finance the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future on its common stock.  As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any.

Investors May Lose their Entire Investment if Tenshon, Inc. f.k.a. Shade Down Under Fails to Implement its Business Plan
From incorporation to date, we have no significant demonstrable operations record upon which you can evaluate the business and its prospects.  To date, we have not generated any significant revenues and may incur losses in the foreseeable future.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  We cannot guarantee that it will be successful in accomplishing its objectives.  If we fail to implement and establish a financial base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

Future Issuance of Common Stock – Dilution to Current Shareholders

We are authorized to issue up to 70,000,000 shares of common stock.  Presently, there are 12,025,600 shares of common stock issued and outstanding as of the date of this prospectus.

In the event we require additional capital, we may need to issue shares of our common stock in exchange for cash to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders' interests.

If We Are Unable to Obtain Additional Financing, We May Be Forced to Go Out of Business

We have limited capital .  To date, we have not generated any significant cash flow from our operations.  Unless we begin to generate sufficient revenues from the full implementation of our business plan to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency concerns may force us to go out of business, if additional financing is not available.  We have no intention of liquidating.  In the event our cash  are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has approximately $505 of cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $25,000 for fiscal year 2009.  If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

There is currently no market for Tenshon, Inc. f.k.a. Shade Down Under 's common stock, but if a market for our common stock does develop, our stock price may be volatile.

There is currently no market for Tenshon, Inc. f.k.a. Shade Down Under's common stock and there is no assurance that a market will develop. If a market develops, it is anticipated that the market price of Tenshon, Inc. f.k.a. Shade Down Under's common stock will be subject to wide fluctuations in response to several factors including:

•	The ability to complete the development of Tenshon, Inc. f.k.a. Shade Down Under's business plan;
•	The market price of Tenshon, Inc. f.k.a. Shade Down Under's shade products; and
•	The ability to hire and retain competent personal in the future.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that DCT did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor's report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

These risk factors, individually or occurring together, would likely have a substantially negative effect on Tenshon, Inc. f.k.a. Shade Down Under's business and would likely cause it to fail.

FORWARD LOOKING STATEMENTS

This prospectus contains forward-looking statements that involve risks and uncertainties. Tenshon, Inc. f.k.a. Shade Down Under uses words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced as described in this Risk Factors section and elsewhere in this prospectus.

ITEM 2.	PROPERTIES.

We do not own any real property and our office space is provided free of cost to the Company by its President. We do not own any real property interest in the claims or any other property.

ITEM 3.	LEGAL PROCEEDINGS.

Tenshon, Inc. f.k.a.Shade Down Under, Inc. is not currently a party to any legal proceedings. Tenshon, Inc. f.k.a. Shade Down Under's agent for service of process in Nevada is:  Dana Anderson, 818 Rising Star Drive, Henderson, Nevada 89014. (702) 301-3337.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this report the Company has 12,025,600 common shares issued and outstanding.  8,384,400 of these shares are held by Matthew Dickerson and Nathaniel Allen and 1,879,000 shares are held by Charles Bishop.  All of these shares are Restricted under Rule 144.   There is currently no market for Tenshon, Inc. f.k.a. Shade Down Under's common stock.  As such, investors in our common stock may never be able sell their shares.  Please see, “RISK FACTORS” contained herein.

Sales of Unregistered Securities.    We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

On October 17, 2008, Tenshon, Inc. f.k.a. Shade Down Under issued 1,879,000 shares of common stock for total consideration of $10,000.00 to Charles Bishop. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On, December 17, 2008, Tenshon, Inc. f.k.a. Shade Down Under issued 375,800 shares of common stock to Brennon Fish for a total consideration of $3,758. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On, December 17, 2008, Tenshon, Inc. f.k.a. Shade Down Under issued 375,800 shares of common stock to Zachery Baldwin for a total consideration of $3,758. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Sales of Registered Securities.  None.

Please note that on January 21, 2009 the Company’s registration statement filed on Form S-1 was deemed effective.  The Company registered 1,085,000 common shares to be sold to the public by its selling shareholders at a price of $0.10 per share.

Issuer Purchases of Equity Securities.    None during the Fiscal Year 2008.

Dividends.    We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$8,602

Operating Expenses	$(59,796)

Earnings (Loss)	$(56,368)

Total Assets	$1,185

Liabilities	$15,787

Shareholders’ Equity	$(14,602)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Tensong, Inc. f.k.a. Shade Down Under, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Cautionary Statement

This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors" under the heading "Factors Affecting Future Operating Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.  As of December 31, 2007 and 2008, the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Executive Overview

Fiscal 2008 the focus of the Company was primarily on preparing and filing the registration statement on Form S-1 in order to register 1,085,000 common shares to be sold by selling shareholders to the public at a price of $0.10 per share to fund the anticipated exploration activities and maintain the status of the Company as a reporting company as defined by the Securities and Exchange Commission

Shareholder Transaction

On May 30, 2007, the Company issued 200,000 shares of common stock to Jumpstart Capital, now Chiricahua Capital in exchange for services, valued at the par value of $0.001, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act. On the same day, the Company issued 490,000 shares of common stock to Nevada Business Development Corporation in exchange for services pursuant to a contractual agreement, valued at the par value of $0.001, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On or about May 30, 2007, the Company issued 8,110,000 shares of common stock to Hampton Scott, now Allen Dickerson, Ltd., a corporation, in exchange for services, valued at the par value of $0.001 and the Company issued 200,000 shares of common stock to Nikki Causer in exchange for services and money, valued at the par value of $0.001, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On December 18, 2007, Tenshon, Inc. f.k.a. Shade Down Under closed a private placement offering in which it sold 395,000 shares of its common stock to thirty (33) three shareholders except for Nevada Business Development Corporation and, which received its shares for services rendered.  The shares were issued at a price of $0.10 per share.  At the time of issuance, the shares had a restrictive transfer legend affixed.  However these shares were registered with the Securities and Exchange Commission which was deemed effective January 21, 2009. These transactions (a) involved no general solicitation, (b) involved less than thirty-five non accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Tenshon, Inc. f.k.a. Shade Down Under, Inc., including an audited balance sheet and reviewed statements of income, if applicable, changes in stockholders’ equity and cash flows.

In October 2008, the company agreed to issued 1879,000 common shares to Charles Bishop, 375,000 shares to Brendon Fish and 375,000 shares to Zachary Baldwin. These shares were issued in exchange for services rendered in 2008.

•	The size of the Company's Board of Directors consists of Mr. Allen and Mr. Dickerson; and
•	Mr. Dickerson and was elected as President and Chief Executive Officer.

 Fiscal 2008

Revenue.   As of the December 31, 2008 the only proceeds received by the Company have been approximately $8,602 through the sale of its products.

Liquidity and Capital

We will require significant amounts of working capital to begin the exploration process described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have 505 of cash available and we have current liabilities of $15,787.  We must raise additional proceeds of $31,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional exploration costs associated with maintaining the Company’s option to acquire the mineral rights on the property as described above.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None

Contractual Obligations

None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There currently is a market for our common stock.  We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

On March 30, 2009 the Company filed on a Form 8-K information relating the change of the name of Tenshon, Inc. f.k.a. Shade Down Under, Inc. to Tenshon, Inc., announcement of the resignation of Natheniel Allen as sole officer and the appointment of Matthew Dickerson as the new President, Treasurer and Director. Also, Mr. Todd Sarager was appointed Secretary. In addition, the Company changed its address and that information was imparted in the 8K referred above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Tenshon, Inc. f.k.a. Shade Down Under is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Matthew Dickerson.

Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Tenshon, Inc. f.k.a. Shade Down Under will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Tenshon, Inc. f.k.a. Shade Down Under will enhance and test our year-end financial close process. Additionally, Tenshon, Inc. f.k.a. Shade Down Under's audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and  in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Tenshon, Inc. f.k.a. Shade Down Under will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and  in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On March 25, 2009, The Company issued a Press Release that announced the change in the name of Tenshon, Inc. f.k.a. Shade Down Under, Inc. to Tenshon, Inc. In addition, a new president and secretary was announced. The 8K regarding this matter was filed with the Securities and Exchange Commission on March 30, 2009 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Tenshon, Inc. f.k.a. Shade Down Under, Inc.’s executive officers and directors and their respective ages as of December 31, 2008 are as follows:

Directors:

Name of Director	Age
Matthew Dickerson Nathahiel Allen	27 27

Executive Officers:

Name of Officer	Age	Office
Matthew Dickerson Todd Sarager	27 26	President, Chief Executive Office Chief Financial Officer and Secretary

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Matthew Dickerson, President, Member of the Board of Directors

Matthew Dickerson, J.D., President and Director, 30, University of Las Vegas, Law, Has successfully owned and operated several businesses including an online merchandiser and import/export company. He also worked in the legal field for several years as advisor to a federal court judge. In July 2008 he relocated from Las Vegas to pursue the business opportunity presented to him by Tenshon, Inc. f.k.a. Shade Down Under.

Todd Sarager, Secretary and CFO, 26, Arizona State University, Accounting. Has effectively managed the finances of several companies in the construction and land development industries.  Over the past three years he has been instrumental in successfully navigating company finances through over $45 million in Revenues.

Nathaniel Allen, Director, 25, With a background in Business Development and Commercial Construction, Nathaniel Allen accepted a position with Tenshon, Inc. f.k.a. Shade Down Under to help develop its initial web presence and business processes.  Mr. Allen remains a partner in MTN Development, a commercial real estate developer.  Prior to founding MTN Development with his partners, he worked for U.S. Franchise Systems a Hyatt owned franchising company. While working for U.S. Franchise Systems, Mr. Allen was responsible for developing franchisees in the Arizona and Nevada markets. The franchisees where then helped by Mr. Allen to develop their new construction hotel and franchised brand.  He is finishing his undergraduate schooling at Arizona State University’s Mary Lou Fulton School of Education where he is studying Business Education. Upon completion, Mr. Allen intends on pursuing a Master’s of Business Administration.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Legal Proceedings

Tenson, Inc. f.k.a. Shade Down Under's Officers and Director has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because of our limited operations; and because we have only one director and two officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee

We have has not established an Audit Committee because of our limited operations; and because we have only one director and two officers, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION.

There has been no cash payment paid to the executive officers or directors for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

Tenshon, Inc. f.k.a. Shade Down Under did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  Tenshon, Inc. f.k.a. Shade Down Under has also not granted any stock options to the executive officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Tenshon, Inc. f.k.a. Shade Down Under to own more than 5% of the outstanding common stock as of December 31, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock Charles Bishop	Allen Dickerson, Ltd. 8490 S. Power Road Suite.105-179 Gilbert, AZ 85297 8490 S. Power Road Suite.105-179 Gilbert, AZ 85297	8,384,400 shares 1,879,000 shares	69.72% 15.63

Common Stock	As a Group	10,263,400 shares	85.35%

The percent of class is based 12,025,600 shares of common stock issued and outstanding as of December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2008, there were no material transactions between the Company and any Officer, Director or related party. None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The Officers and Directors;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $8,550 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form S-1, filed on June 27, 2008.

3.2	By-Laws Incorporation are incorporated herein by reference to Form S-1, filed on May 28, 2007.

23.1	Consent of Accountant

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC.

By:	/s/ Matthew Dickerson
Matthew Dickerson
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: March 31, 2009

FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tenshon, Inc. fka Shade Down Under, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Tenshon, Inc. fka Shade Down Under, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and the periods from inception on May 29, 2007 through December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenshon, Inc. fka Shade Down Under, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and the periods from inception on May 29, 2007 through December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has an accumulated deficit of $83,368, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

March 19, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC
(A Development Stage Company)
Balance Sheets
	December 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	505	24,250
Accounts receivable	680	-

Total current assets	1,185	24,250

Total assets	$1,185	$24,250

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$787	$-
Loan from shareholder	15,000	-

Total current liabilities	15,787	-

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 12,025,600 and 9,395,000 shares issued and outstanding at December 31, 2008 and 2007	12,026	9,395
Additional paid in capital	56,740	41,855
Accumulated deficit during the Development Stage	(83,368)	(27,000)
Total stockholders' equity (deficit)	(14,602)	24,250

Total liabilities and stockholders' equity (deficit)	$1,185	$24,250

See accompanying notes to financial statements

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC
(A Development Stage Company)
Statements of Operations

	Year ended December 31, 2008	For the period from May 29, 2007 (inception) to December 31, 2007	For the period from May 29, 2007 (inception) to December 31, 2008

Revenue	$8,602	$-	$8,602
Cost of Sales	5,174	-	5,174
Gross Margin	3,428	-	3,428

Operating Expenses
General and administrative	3,037	27,000	30,037
Advertising	2,578	-	2,578
Professional fees	54,181	-	54,181
Total operating expenses	59,796	27,000	86,796

Provision for Income Taxes	-	-	-

Net loss	$(56,368)	$(27,000)	$(83,368)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	9,790,309	9,197,500

See accompanying notes to financial statements

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC
(A Development Stage Company)
Statements of Stockholders' Equity
For the Period of May 29, 2007 (Inception) to December 31, 2008

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, May 29, 2007 (Inception)	-	$-	$-	$-	$-
Shares issued for services at $.001 per share, May 14, 2007	9,000,000	9,000	-	-	9,000
Contributed capital, May 20, 2007	-	-	2,750	-	2,750
Shares issued for cash at $.01 per share, December 14, 2007	395,000	395	39,105	-	39,500
Net loss, Period from May 29, 2007 (inception) to December 31, 2007	-	-	-	(27,000)	(27,000)
Balance, December 31, 2007	9,395,000	9,395	41,855	(27,000)	24,250

Shares issued for services at $.01 per share, December 17, 2008	751,600	752	6,764	-	7,516
Shares issued for cash at $.005 per share, October 17, 2008	1,879,000	1,879	8,121	-	10,000
Net loss, Year Ended December 31, 2008	-	-	-	(56,368)	(56,368)
Balance, December 31, 2008	12,025,600	$12,026	$56,740	$(83,368)	$(14,602)

See accompanying notes to financial statements

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31, 2008	From the period of May 29, 2007 (inception) to December 31, 2007	From the period of May 29, 2007 (inception) to December 31, 2008

Operating activities
Net loss	$(56,368)	$(27,000)	$(83,368)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	7,516	9,000	16,516
Changes in operating assets and liabilities
Accounts receivable	(680)	-	(680)
Accounts payable	787	-	787
Net cash used in operating activities	(48,745)	(18,000)	(66,745)

Net cash used in investing activities	-	-	-

Financing activities
Proceeds from shareholder loan	15,000		15,000
Contributed capital	-	2,750	2,750
Proceeds from sale of stock	10,000	39,500	49,500
Net cash provided by financing activities	25,000	42,250	67,250

Net increase in cash	(23,745)	24,250	505

Cash at beginning of period	24,250	-	-

Cash at end of period	$505	$24,250	$505

Disclosure of non-cash financing activities:
Issuance of common stock for services	$7,516	$9,000	$16,516

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

NOTE 1 - NATURE OF ORGANIZATION

Nature of Business

Tenshon, Inc. f.k.a. Shade Down Under, Inc. (the Company) was incorporated under the laws of the State of Nevada on May 29, 2007 with a principal business objective of manufacturing and installing commercial and residential shading structures. The Company has realized minimal revenues to date and therefore classified as a development stage company in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Companies.”

The Company has elected a December 31 year end.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years.  Depreciation is computed using the straight-line method when the assets are placed in service. The Company has no depreciable property as of December 31, 2008 or 2007.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2008, the Company had $505 of cash and no cash equivalents.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

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

Revenue Recognition

The Company recognizes when products are fully delivered or services have been provided, the price is determined or fixed, and collection is reasonably assured. From May 29, 2007 (inception) to December 31, 2008, the Company has recognized $8,601 in revenues.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred $2,578 and no advertising costs during the periods ended December 31, 2008 and 2007 respectively.

 TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk

The Company’s cash is deposited in bank accounts and are held in insured institutions. The funds are insured up to $100,000. At December 31, 2008 and 2007, the Company’s bank deposits did not exceed the insured amounts

Loss per Common Share

The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. The following table sets forth the basic and diluted loss per share for the periods ended December 31, 2008 and 2007:

	Year ended December 31, 2008	From May 29, 2007 (inception) to December 31, 2007
Net loss	$(56,368)	$(27,000)

Weighted average shares outstanding (basic and diluted)	9,790,309	9,197,500

Net loss per share (basic and diluted)	$(0.01)	$(0.00)

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2008:

December 31, 2008
Net operating loss carry forward	$66,852
Valuation allowance	(66,852)
Net deferred tax asset	$-

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

Since Inception
Tax at statutory rate (35%)	$23,298
Increase in valuation allowance	(23,298)
Net deferred tax asset	$-

At December 31, 2008, the Company had net operating loss carryforwards of approximately $66,852, which represents the accumulated net losses of $83,368 less $16,156 of common stock issued for services, that may be offset against future taxable income through 2028.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Dividends

The Company has not adopted and policy regarding the payment of dividends. No dividends have been paid during any of the periods presented.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

Share-Based Payments

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

NOTE 3- RELATED PARTY TRANSACTIONS

The Company has received advances from related parties in order to fund operations. The advances are non interest bearing, unsecured and due upon demand. The Company owes $15,000 for such advances as of December 31, 2008. Imputed interest has been considered but was determined to have an immaterial impact on the financial statements and as such is not included herein.

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

 NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – WARRANTS AND OPTIONS

There are no options, warrants, or other potentially dilutive securities outstanding nor does the Company intend to acquire any shares of the Company as treasury stock.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

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

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests.

As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7 – SUBSEQUENT EVENTS

In January 2009, the Company issued a total of 774,400 shares of its common stock for consideration of professional services provided.

Subsequent to the balance sheet date, the Company changed its name to Tenshon, Inc., offering the same services and products to its customers.

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC

Notes to Financial Statements

December 31, 2008

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 70,000,000 shares of its $.001 par value common stock and 5,000,000 shares of its $.001 par value preferred stock. At December 31, 2008 and 2007, there were 12,025,600 and 9,395,000 shares of common stock issued and outstanding respectively. No shares of preferred stock have been issued since the Company’s inception on May 29, 2007.

From the period of May 29, 2007 (inception) to December 31, 2007, the Company issued 9,000,000 shares of its common stock for services valued at $9,000 to its founders. The Company also issued 395,000 shares of its common stock for cash at $0.10 per share for total proceeds of $39,500.

During the year ended December 31, 2008, the Company issued 751,600 shares of its common stock for services valued at $7,561. The Company also issued 1,879,000 shares of its common stock for total cash proceeds of $10,000.