Form 10-Q
period 2009-05-13
Tenshon, Inc.
filed 2009-05-13
CIK 1436729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-151979

Tenshon, Inc. f.k.a. Shade Down Under, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	59-3842098
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8490 S Power Rd, Ste 105-179
Gilbert, Arizona 85297
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

As of May 13, 2009, there were 12,800,000 shares of the Company’s common stock issued and outstanding.

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

Tenshon, Inc. f.k.a. Shade Down Under, Inc.

Unaudited Financial Statements

For the Three Months Ended March 31, 2009 and 2008 and the

Period of May 29, 2007 (Inception) to March 31, 2009 with

Balance Sheets as of March 31, 2009 and December 31, 2008

Tenshon, Inc. f.k.a. Shade Down Under, Inc.

Unaudited Financial Statements

For the Three Months Ended March 31, 2009 and 2008 and the

Period of May 29, 2007 (Inception) to March 31, 2009 with

Balance Sheets as of March 31, 2009 and December 31, 2008

TABLE OF CONTENTS

Page
Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Unaudited Financial Statements	F-4-5

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC
(A Development Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	4,478	505
Accounts receivable	-	680

Total current assets	4,478	1,185

Total assets	$4,478	$1,185

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$9,992	$787
Loan from shareholder	40,000	15,000

Total current liabilities	49,992	15,787

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 12,800,000 and 12,025,600 shares issued and outstanding at March 31, 2009 and December 31, 2008	12,800	12,026
Additional paid in capital	94,686	56,740
Accumulated deficit during the Development Stage	(153,000)	(83,368)
Total stockholders' equity	(45,514)	(14,602)

Total liabilities and stockholders' equity	$4,478	$1,185

See accompanying notes to financial statements

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC
(A Development Stage Company)
Statements of Operations

			For the period from May 29, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008

Revenue	$17,965	$-	$26,567
Cost of Sales	12,215	-	17,389
Gross Margin	5,750	-	9,178

Operating Expenses
General and administrative	4,173	20,005	34,210
Advertising	11,954	-	14,532
Professional fees	59,255	-	113,436
Total operating expenses	75,382	20,005	162,178

Net loss	$(69,632)	(20,005)	$(153,000)

Basic and diluted loss per common share	$(0.01)	(0.00)

Weighted average shares outstanding	12,553,213	9,395,000

See accompanying notes to financial statements

TENSHON, INC. F.K.A. SHADE DOWN UNDER, INC
(A Development Stage Company)
Statements of Cash Flows

			From the period of May 29, 2007 (inception) to March 31, 2009

	Three months ended March 31, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(69,632)	$(20,005)	$(153,000)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	38,720	-	55,236
Changes in operating assets and liabilities
Accounts receivable	680	-	-
Accounts payable	9,205	505	9,992
Net cash used in operating activities	(21,027)	(19,500)	(87,772)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	25,000	-	40,000
Contributed capital	-	-	2,750
Proceeds from sale of stock	-	-	49,500
Net cash provided by financing activities	25,000	-	92,250

Net increase in cash	3,973	(19,500)	4,478

Cash at beginning of period	505	24,250	-

Cash at end of period	$4,478	$4,750	$4,478

Disclosure of non-cash financing activities:
Issuance of common stock for services	$38,720	$-	$55,236

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Tenshon, Inc. f.k.a. Shade Down Under, Inc.

Note to Unaudited Financial Statements

For the Three Months Ended March 31, 2009 and 2008 and the

Period of May 29, 2007 (Inception) to March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10-K filed with the SEC on April 2, 2009.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Tenshon, Inc. f.k.a. Shade Down Under, Inc.

Note to Unaudited Financial Statements

For the Three Months Ended March 31, 2009 and 2008 and the

Period of May 29, 2007 (Inception) to March 31, 2009

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – COMMON STOCK

In January 2009, the Company issued 774,400 shares of its common stock for services valued at $.05 per share for a total consideration of $38,720.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

This section must be read in conjunction with the unaudited Financial Statements included in this report.

Management’s Discussion

Tenshon, Inc. f.k.a. Shade Down Under, Inc. (“TI”, “Tenshon” or the “Company”) was incorporated in the State of Nevada on May 29, 2007.

TI is a pre-manufactured shade sail company, specializing in the retail sales of shade sails that not only provide coverage from the elements, but also presents architectural and aesthetic shade solutions.

While much of 2007 and 2008 have been spent in structuring for capital growth, we expect 2009 to be the year in which our operational plans commence full implementation. The current focus of Tenshon, Inc. is to develop an internet based marketing program primarily for homeowners who will purchase shade products, and to provide installation information and direction to ensure successful shade projects. The principals of TI have been successful in previous projects for other firms involving the development and utilization of a web based marketing system for commercial shade projects.  With the assistance of web optimization specialists, these projects were ranked high on Google, which provided potential customer interest on a national basis, in addition to local clients who were directed to the site. While minimal funds have been generated to date, primarily from our offering, we believe they provide a sufficient base on which to build, particularly since our initial efforts are directed towards a web based marketing program.

We recently rented an office in Gilbert, Arizona and have acquired office equipment and supplies in order to commence operations. We have generated interest from outside companies, and believe 2009 will see the establishment of our initial business base. We are relying on knowledge and industry experience to help us in making minimal funding go a long way.

In addition to personal contacts, we have developed an extensive web site featuring our products and services. As sales increase and discretionary funds become available, we will research our best option for expanding our products and services to a broader market.

 We currently have two officers and two directors. Mr. Matthew Dickerson is the President, Chief Executive Officer and Director. Mr. Todd Sarager is the Chief Financial Officer and Secretary. The officers allocate time and personal resources to TI on a part-time basis.  As of the date of this filing, TI has 12,800,000 shares of $0.001 par value common stock issued and outstanding.

 Our mailing address of our principal executive offices is located at 8490 S. Power Road, Suite.105-179, Gilbert, AZ 85297. Our corporate telephone number is (480) 663-3166 and our fax number is (480) 663-3166.

Tenshon, Inc.’s fiscal year end is December 31.

We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base.  At the present time, each potential customer generally obtains his or her shade supplies from several different sources. TI plans to either stock the actual items most generally needed or whose use is reasonably anticipated, or to enter into strategic alliances with manufacturers or large distributors who will maintain such items.

In the initial approximately twenty-two months operating period from May 29, 2007(inception) to March 31, 2009, the Company generated $26,567 of revenues and $17,389 in costs of goods sold while incurring $162,178 in professional fees, advertising costs and general and administrative expenses. This resulted in a cumulative net loss of $153,000 for the period then ended from inception, which is equivalent to $(0.01) per share.

During the three months ended March 31, 2009, the Company generated $17,965 revenues with a total cost of goods sold of $12,215 while incurring $75,382 in professional fees, advertising costs and general and administrative expenses. This resulted in a net loss for three months ended March 31, 2009 of $69,632.

During the three months ended March 31, 2008, the Company generated no revenues while incurring general and administrative costs of $20,005 resulting in a net loss of $20,005 for the three months ended March 31, 2008.

The net loss for the period is attributable to the Company being in the development stage and continuing to build a strong customer base. Management anticipates increases in revenues through the year as the Company gains a stronger client base.

Liquidity and Capital Resources

As of March 31, 2009, the Company had negative working capital of $45,514 and $4,478 in cash.  All expenses associated with the operation of the Company will be paid for through loans to the Company from a director until we generate positive cash flow from current operations. We anticipate being cash flow positive during calendar year 2009.

TI has limited capital resources from which to operate.  Without the realization of either significant cash flow from ongoing revenue or additional capital investment, the Company may not be able to continue without short term loans from its current officers and directors.  The Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

During the three months ended March 31, 2009, the Company received $25,000 in shareholder loans to fund operations.

 Plan of Operation

Tenshon, Inc. is a pre-manufactured shade sail company, specializing in the retail sales of Coolaroo shade sails that not only provide coverage from the elements, but also presents architectural and aesthetic shade solutions.

While much of 2007 and 2008 have been spent in structuring for capital growth, we expect 2009 to be the year in which our operational plans begin to be implemented. The current focus of Tenshon (“TI”) is to develop an internet based marketing program primarily for homeowners who will purchase shade products, and to provide installation information and direction to ensure successful shade projects. The principal of TI has been successful in previous projects for other firms involving the development and utilization of a web based marketing system for commercial shade projects. With the assistance of web optimization specialists, these projects were ranked high on Google, which provided potential customer interest on a national basis, in addition to local clients who were directed to the site. While minimal funds have been generated to date, primarily from our offering, we believe they provide a sufficient base on which to build, particularly since our initial efforts are directed towards a web based marketing program.

We recently rented an office in Gilbert, Arizona and have acquired office equipment and supplies in order to commence operations. We have generated interest from outside companies, and believe 2009 will see the establishment of our initial business base. We are relying on knowledge and industry experience to help us in making minimal funding go a long way.

Tenshon, Inc. was incorporated on May 29, 2007.  As of March 31, 2009, TI has generated no significant revenues while incurring substantial expenses as reflected in the attached financials.  This resulted in a net loss since inception, which is attributable to general and administrative expenses.

Since incorporation, Tenshon, Inc. has financed its operations through minimal initial capitalization and nominal business activity.

To date, Tenshon, Inc. has not implemented its fully planned principal operations or strategic business plan. Presently, TI is attempting to secure sufficient monetary assets to increase operations.  TI cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to ensure continued operations.

The realization of sales revenues in the next 12 months is important in the execution of the plan of operations.  However, TI cannot guarantee that it will generate such growth.  If TI does not produce sufficient cash flow to support operations over the next 12 months, TI may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  TI cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

TI management does not expect to incur research and development costs.

TI currently does not own any significant plant or equipment that it would seek to sell in the near future.

TI management does not anticipate the need to hire employees over the next 12 months; with the possible exception of administrative support should business develop of a sufficient nature to necessitate such expenditure.  Currently, TI believes the services provided by its officers and directors appear sufficient at this time.  TI believes that its operations are currently on a small scale that is controllable by the present management.

TI has not paid for expenses on behalf of any director.  Additionally, TI believes that this policy shall not materially change.

TI has no plans to seek a business combination with another entity in the foreseeable future.

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•
We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us,  and;

•
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

ITEM 5. CONTROLS AND PROCEDURES

Based on their most recent review, which was completed within ninety days of the filing of this report, TI’s Officers have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by TI in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to TI’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in TI’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

 (b) Reports on Form 8-K

During the period ended March 31, 2009, TENSHON, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
8K	April 1, 2009	Officer Change and Name Change

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tenshon, Inc.
(Registrant)
Signature	Title	Date

/s/Matthew Dickerson	President, CEO, Treasurer & Director	May 13, 2009
Matthew Dickerson

/s/Todd Sarager	Chief Financial Officer & Secretary	May 13, 2009
Todd Sarager

/s/Todd Sarager	Principal Accounting Officer	May 13, 2009
Todd Sarager